Form 10QSB
period 2002-01-31
CAPITAL DOME INC
filed 2002-03-14
CIK 1160422

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
            1934 for the Quarterly Period Ended January 31, 2002

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

As of January 31, 2002, 1,230,000 shares of common stock, no par value, were outstanding.



                                     INDEX

                                                                         Page
                                                                         ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed Balance Sheet (Unaudited) - January 31, 2002                3

     Condensed Statements of Operations (Unaudited) - For the Three
       Months Ended January 31, 2002 and 2001; For the Nine Months
       Ended January 31, 2002 and 2001                                     4

     Condensed Statements of Cash Flows (Unaudited) - For the Nine
       Months Ended January 31, 2002 and 2001                              5

     Notes to Condensed Financial Statements (Unaudited)                   6

     Item 2.  Plan of Operation                                            7

PART II--OTHER INFORMATION                                                 7

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures                                                            8



                                        2



Part 1. Item 1. Financial Information
-------         ---------------------

                                CAPITAL DOME, INC.

                             Condensed Balance Sheet
                                   (Unaudited)

                                   January 31, 2002

                                                         Assets:  $         -
                                                                  ============

                    Liabilities and shareholders' deficit
Liabilities:
  Accounts payable and accrued expenses                           $       244
  Due to affiliate (Note B)                                               874
                                                                  ------------
                                                                        1,118

Shareholders' deficit:
  Preferred stock                                                           -
  Common stock                                                          2,672
  Additional paid-in capital                                            4,600
  Retained deficit                                                     (8,390)
                                                                  ------------
                                       Total shareholders' deficit     (1,118)
                                                                  ------------

                                                                  $         -
                                                                  ============



           See accompanying notes to condensed financial statements
                                        3



                                CAPITAL DOME, INC.

                        Condensed Statements of Operations
                                   (Unaudited)



                     For the Three Months Ended     For the Nine Months Ended
                             January 31,                   January 31,
                     --------------------------     ------------------------
                         2002           2001           2002           2001
                     ------------   -----------     --------       ---------

Costs and expenses:
  Contributed rent
    (Note B)         $      300     $      300      $      900     $      900
  General and
    administrative          376              -           1,394              -
                     -----------    -----------     -----------    -----------
      Total cost and
            expenses       (676)          (300)         (2,294)          (900)

Interest income               -              -               -              5
                     -----------    -----------     -----------    -----------
     Net loss before
        income taxes       (676)          (300)         (2,294)          (895)

Income taxes (Note C)         -              -               -              -
                     -----------    -----------     -----------    -----------

            Net loss $     (676)    $     (300)     $   (2,294)    $     (895)
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


*   Less than $.01 per share



           See accompanying notes to condensed financial statements
                                        4



                                CAPITAL DOME, INC.

                        Condensed Statements of Cash Flows
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                             January 31,
                                                    --------------------------
                                                        2002          2001
                                                    ------------  ------------

              Net cash used in operating activities $    (2,650)  $         -
                                                    ------------  ------------

Cash flows from financing activities:
  Advances by affiliate (Note B)                          2,650             -
                                                    ------------  ------------
         Net cash provided by financing activities        2,650             -
                                                    ------------  ------------

                                Net change in cash            -             -
Cash, beginning of period                                     -             -
                                                    ------------  ------------

                               Cash, end of period  $         -   $         -
                                                    ============  ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                        $         -   $         -
                                                    ============  ============
    Income taxes                                    $         -   $         -
                                                    ============  ============



           See accompanying notes to condensed financial statements
                                        5



                                CAPITAL DOME, INC.

                    Notes to Condensed Financial Statements
                                   (Unaudited)

Note A:  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2001 as filed in its Form 10-SB and should be read in conjunction with the notes thereto. The Company plans to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein is unaudited.


Note B:  Related Party Transactions

As of April 30, 2001, Corporate Management Services ("CMS"), an affiliate under common control, owed the Company $1,776 consisting of $1,660 in net proceeds remaining from a prior stock offering and $116 of interest income generated from an interest-bearing bank account. As of January 31, 2002, the Company owed CMS $874. The $2,650 received from CMS was disbursed for legal and accounting fees.

CMS provided office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $900 and $900 respectively, for the nine months ended January 31, 2002 and 2001, respectively.

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



                                        6



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



                                        7



                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Capital Dome, Inc.




Date: March 14, 2002                       By:  /s/ George G. Andrews
                                                ---------------------
                                                George G. Andrews, President



                                        8