Form 10QSB
period 2002-10-31
CAPITAL DOME INC
filed 2002-12-16
CIK 1160422

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-33245

                               Capital Dome, Inc.
                               ------------------
           (Name of small business issuer as specified in its charter)


                 Colorado                                   84-1493156
                 --------                                   ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

                               2005 East 7th Place
                              Tulsa, Oklahoma 74104
                              ---------------------
          (Address of principal executive offices, including zip code)

                                 (918) 582-1226
                                 --------------
                           (Issuer's telephone number)

                              7899 West Frost Drive
                            Littleton, Colorado 80128
                            -------------------------
      (Former name, address and fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [ ]

     Transitional Small Business Disclosure Format Yes [ ] No [X]

     The issuer had 1,230,000 shares of its common stock issued and outstanding as of December 13, 2002, the latest practicable date before the filing of this report.

                               CAPITAL DOME, INC.

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                            Page

PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed balance sheet - October 31, 2002 (Unaudited)...............3

         Condensed statement of operations (Unaudited) - three and six months ended October 31, 2002 and 2001, and for the period from April 8, 1998 (inception) through October 31, 2002..............4

         Condensed statements of cash flows (Unaudited) - six months ended October 31, 2002 and 2001, and for the period from April
         8, 1998 (inception) through October 31, 2002.........................5

         Notes to condensed financial statements (Unaudited)..................6

Item 2.  Plan of Operation....................................................7
Item 3.  Controls and Procedures..............................................7

PART II--OTHER INFORMATION....................................................7

Item 1.  Legal Proceedings....................................................7
Item 2.  Changes in Securities and Use of Proceeds............................7
Item 3.  Defaults Upon Senior Securities......................................7
Item 4.  Submission of Matters to a Vote of Security Holders..................7
Item 5.  Other Information....................................................7
Item 6.  Exhibits and Reports on Form 8-K.....................................7

         Signatures...........................................................8
         Certifications.......................................................9

                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements


                               CAPITAL DOME, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                October 31, 2002
                                   (unaudited)



                                     Assets

                                                                       $   --
                                                                       ========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable and accrued liabilities                           $    308
                                                                       --------

                  Total liabilities                                         308
                                                                       --------

Shareholders' deficit:
    Common stock                                                          2,800
    Additional paid-in capital                                           10,140
    Retained earnings/accumulated deficit                               (13,248)
                                                                       --------

                  Total shareholder's deficit                              (308)
                                                                       --------

                                                                       $   --
                                                                       ========



            See accompanying notes to condensed financial statements


                                                 CAPITAL DOME, INC.
                                            (A Development Stage Company)
                                         Condensed Statements of Operations
                                                     (unaudited)


                                                                                                          April 8, 1998
                                                   Three Months Ended             Six Months Ended         (inception)
                                                       October 31,                   October 31,             Through
                                               --------------------------    --------------------------    October 31,
                                                  2002            2001          2002            2001           2002
                                               -----------    -----------    -----------    -----------    -----------
Costs and expenses:
    Stock-based compensation (Note 2):
       Organization costs                      $      --      $      --      $      --      $      --      $       500
    Contributed rent (Note 2)                          300            300            600            600          5,500
    Other general and administrative costs             607            768          1,806          1,018          7,364
                                               -----------    -----------    -----------    -----------    -----------

                                                       907          1,068          2,406          1,618         13,364
                                               -----------    -----------    -----------    -----------    -----------

Loss before income taxes and interest income          (907)        (1,068)        (2,406)        (1,618)       (13,364)

Other income (expense):
    Debt forgiveness income (Note 2)                  --             --            4,767           --            4,767
    Interest income                                   --             --             --             --              116
                                               -----------    -----------    -----------    -----------    -----------

                    Loss before
                       income taxes                   (907)        (1,068)         2,361         (1,618)        (8,481)

    Income tax provision (Note 3)                     --             --             --             --             --
                                               -----------    -----------    -----------    -----------    -----------

                    Net loss                   $      (907)   $    (1,068)   $     2,361    $    (1,618)   $    (8,481)
                                               ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share               $     (0.00)   $     (0.00)   $      0.00    $     (0.00)
                                               ===========    ===========    ===========    ===========

Weighted average common shares outstanding       1,230,000      1,230,000      1,230,000      1,230,000
                                               ===========    ===========    ===========    ===========



                              See accompanying notes to condensed financial statements


                               CAPITAL DOME, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash flows
                                   (unaudited)



                                                                        April 8, 1998
                                                     Six Months Ended    (inception)
                                                        October 31,       Through
                                                    ------------------   October 31,
                                                      2002       2001       2002
                                                    -------    -------    -------

Net cash used in operating activities               $(3,569)   $(1,500)   $(6,940)
                                                    -------    -------    -------

Cash flows from financing activities:
    Advances from affiliate (Note 2)                  1,198      1,600      4,767
    Proceeds from sale of common                       --         --        2,300
    Payments for offering costs                        --         --         (127)
                                                    -------    -------    -------
                      Net cash provided by
                          financing activities        1,198      1,600      6,940
                                                    -------    -------    -------

                      Net change in cash and
                          cash equivalents             --          100       --

Cash:
    Beginning of period                                --         --         --
                                                    -------    -------    -------

    End of period                                   $  --      $   100    $  --
                                                    =======    =======    =======

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
       Income taxes                                 $  --      $   100    $  --
                                                    =======    =======    =======
       Interest                                     $  --      $   100    $  --
                                                    =======    =======    =======



            See accompanying notes to condensed financial statements

                                       5

                               CAPITAL DOME, INC.
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2002 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 8, 1998 and its purpose is to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

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

On September 16, 2002, CMS sold 800,000 of its 1,000,000 shares of the Company's common stock to Plexus-Plastic Corp. ("Plexus").

CMS or Plexus provides office space at no charge to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors has valued this service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $600, $600, and $5,500, respectively, for the six months ended October 31, 2002 and 2001, and the period from April 8, 1998 (inception) through October 31, 2002.

CMS paid certain administrative costs on behalf of the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions of the Securities and Exchange Act of 1934, as amended. At April 30, 2002 the Company owed CMS $1,198 for certain expenses paid by CMS on behalf of the Company. During the six months ended October 31, 2002 CMS paid an additional $3,569 in legal, accounting, and general and administrative costs on behalf of the Company, which resulted in a liability to CMS at September 15, 2002 of $4,767. However, CMS agreed to forgive the $4,767 debt as part of the aforementioned sale. Because the debt was forgiven by a related party, the forgiveness was accounted for a contribution of capital by CMS and accordingly, no income is reported in the accompanying condensed financial statements.

Note 3: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Item 2. Plan of Operation

     In September 2002, we entered into an Agreement for the Purchase of Common Stock with Corporate Management Services, Inc. and Plexus Plastic Corporation pursuant to which Corporate Management sold 800,000 shares of our common stock to Plexus on September 16, 2002. Plexus acquired the shares in order to acquire control of us and to change us from an inactive company to a company active in plastics recycling. However, subsequent to the purchase, Plexus decided not to engage in a business combination with us.

     Our plan of operation continues to be to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by a company as a result of its having a class of securities registered under the Exchange Act of 1934, as amended. We have had no revenues from operations since formation, and none are anticipated prior to us completing a business combination. We have no full time employees, we incur nominal rent and administrative expenses of $100 per month, and we have no other recurring operational expenses except professional fees incurred as necessary. Since our change of control in September 2002, Plexus has paid, on our behalf, all of our costs related to filings with the SEC. Our president devotes approximately 20 hours per month, without compensation, to our affairs. We do not anticipate raising any additional funds in the next twelve months, and we have no present plans to acquire any assets or make any investments prior to completing a business combination.

Item 3. Controls and Procedures

     Currently we do not have any operations and therefore we have not adopted any formal internal controls or any disclosure controls and procedures except a "tickler" system employed by our legal counsel, who also consults with us on gathering information necessary to file our periodic reports.

                            PART II OTHER INFORMATION

Items 1. Legal Proceedings

     We do not know of any pending or threatened legal proceedings to which we are a party. We also are not aware of any proceedings being contemplated by governmental authorities against us.

Item 2. Change in Securities

     None

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matter to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) The following exhibits are furnished as part of this report:

         99.1 Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     We filed a current report on Form 8-K on September 19, 2002, to report under Item 1 a change in our control as a result of the sale of 800,000 shares of our common stock by Corporate Management Services, Inc. to Plexus Plastic Corporation on September 16, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Capital Dome, Inc.


Date:  December 11, 2002                       By: /s/ Wayne Ford
                                               ------------------
                                               Wayne Ford, President

                                  CERTIFICATION

     I, Wayne Ford, President of Capital Dome, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Wayne Ford
--------------
Wayne Ford
President
December 11, 2002

                                  CERTIFICATION

     I, Samuel Slavens, Chief Accounting Officer of Capital Dome, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the registrant;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significant affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Samuel Slavens
------------------
Samuel Slavens
Chief Accounting Officer
December 11, 2002